Form 10-Q
period 2016-06-30
ANDES 9 INC.
filed 2016-08-15
CIK 1650203

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2016, the issuer had 10,000,000 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

(Unaudited)

ANDES 9 Inc.
Condensed Balance Sheet

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)	(audited)

Current Assets:

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$2,865	$1,626
Total Current Liabilities	2,865	1,626

TOTAL LIABILITIES	2,865	1,626

Shareholders' Deficit:
Preferred stock, ($0.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized; 10,000,000 and 10,000,000 shares issued and outstanding, respectively)	1,000	1,000
Additional paid-in capital	2,550	1,250
Accumulated deficit	(6,415)	(3,876)
Total Stockholders’ Deficit	(2,865)	(1,626)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 9 Inc.
Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016

Revenue	$-	$-

Operating Expenses:

General and administrative expenses	865	2,539

Total operating expenses	865	2,539

Net loss from operations	$(865)	$(2,539)
Loss before income taxes	(865)	(2,539)
Provision for income taxes	-	-
Net Loss	$(865)	$(2,539)
Basic loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 9 Inc.
Statement of Cash Flows

(Unaudited)

Six Months Ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,239

Net cash used in operating activities	(1,300)

CASH FLOWS FROM INVESTING ACTIVITIES:	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from related party	1,300
Net cash provided by financing activities	1,300

Net increase (decrease) in cash	-

Cash at beginning of period	-

Cash at end of period	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 9 Inc.

Notes to Condensed Financial Statements

June 30, 2016

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Stock-based compensation–The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated deficit of $6,415 as of June 30, 2016. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.      STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2016 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2016, 10,000,000 shares were issued and outstanding respectively.

Upon formation of the Company on July 27, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $1,250 to the Company for the year ended December 31, 2015, which is recorded as additional paid-in capital.

During the six months ended June 30, 2016, the CEO contributed $1,300 in cash to pay for operating expenses. This has been recorded as additional paid-in capital.

5.	SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including August 12, 2016, which is the date the statements were made available for issuance and determined there are no reportable subsequent events.

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

Results of Operations

Three Months Ended June 30, 2016

Revenues

For the three months ended June 30, 2016, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $865 for the three months ended June 30, 2016. General and administrative expense consists of professional fees related to the requirements of SEC filings.

Net Loss

Net loss for the three months ended June 30, 2016 was $865. Net loss is due too general and administrative as discussed above.

Six Months Ended June 30, 2016

Revenues

For the six months ended June 30, 2016, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and/or others.

Operating Expenses

General and administrative expenses were $865 for the period ended June 30, 2016.

Net Loss

Our net loss for the period ended June 30, 2016 was $865.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2016, we had cash of $0 and total liabilities of $2,865. Our cash flows from operating activities for the six months ended June 30, 2016 resulted in cash used of $0. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the six months ended June 30, 2016 was $1,300. The Company has a working capital deficiency of $2,865 and a shareholders’ deficit of $6,415 at June 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

-

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

Dated: August 15, 2016

-17-