Form 10-K
period 2016-12-31
Danyang Special Cable Factory Inc.
filed 2017-03-31
CIK 1650203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ______to______

Commission file number: 000-55493

Danyang Special Cable Factory Inc.

(Exact name of Company as specified in its charter)

Delaware	47-4706471
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 01, 25/F, Kerry Center
No, 2008, Renmin South Road
Luohu District, Shenzhen City, Guangdong P.R. China	N/A
(Address of Principal Executive Offices)	(Zip Code)

Company's telephone number, including area code: 86-755-2218-4466

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

[Table of Contents]

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act):Yes ☒ No ☐

As of December 31, 2016 there were 300,000,000 shares of common stock, par value $0.001 per share, authorized and 20,000,000 shares outstanding; all of which is held by our sole officer and director. As of the last business day of the registrant’s most recently completed fiscal quarter, there was no active public trading market of our shares of common stock.

[Table of Contents]

[Table of Contents]

PART I

Item 1.	Business.

Danyang Special Cable Factory Inc. ("Company" or the "Registrant") was incorporated under the laws of the State of Delaware on July 27, 2015 and has been inactive since inception. We changed our name to Danyang Special Cable Factory Inc. on November 9, 2016. Our principal executive offices are located at Room 01, 25/F, Kerry Center, No. 2008 Renmin South Road, Luohu District, Shenzhen City, Guangdong, People’s Republic of China. Our phone number is +86-755-2218-4466.

Our business model is to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. The Company has been in the developmental stage since inception and its operations to date have been limited to the purchase of shares of its original shareholders. We have not yet initiated any business development efforts nor generated any revenue to date.

Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company's officers. As of the date of this Annual Report, the Company has not entered into any agreement with any party regarding acquisition opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds from the Company, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

[Table of Contents]

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

We expect that our due diligence will encompass, among other things, meetings with the target business's incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, the Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The Company does not intend to supply disclosure to stockholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation. In the event a proposed business combination involves a change in majority of directors of the Company without stockholder approval, the Company will file and provide to stockholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. Such Form 8-K will include complete disclosure of the target company, including audited financial statements.

[Table of Contents]

The present stockholders of the Company may not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by the stockholders.

The Company intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees and do not expect significant changes in the number of employees other than such changes, if any, incident to a business combination. Our officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and directors of the Company.

Item 2.	Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of one of its stockholders at no charge.

Item 3.	Legal Proceedings.

To the knowledge of the Company, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 5.	Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

There is no established public trading market for our Common Stock.

Holders

As of March 15, 2017, there is one (1) record holder of an aggregate of the 20,000,000 shares of Common Stock issued and outstanding.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6.	Selected Financial Data.

Not applicable.

[Table of Contents]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "expect," "anticipate," "project," "target," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business transaction; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; the loss of key personnel; any of the factors in the "Risk Factors" section of this report; and any statements of assumptions underlying any of the foregoing. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company's operations involve risks and uncertainties, many of which are outside of the Company's control, and any one of which, or a combination of which, could materially affect the Company's results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Overview

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. There can be no assurance that the Company will ever consummate a business combination and achieve long-term growth potential or immediate, short-term earnings from any business combination the Company enters into.

Operating Expenses

During the fiscal years ended December 31, 2015 and 2016 we have incurred $3,876 and $33,536 in expenses, respectively, including fees paid to the Company’s U.S. securities counsel and independent accounting firm and fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of December 31, 2016, the Company has an accumulated deficit of $37,412. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

[Table of Contents]

Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management's plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances. However there is no assurance of additional funding being available.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Our potential merger targets are firms seeking either the benefits of a business combination with an SEC reporting company and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. While a private operating company may achieve the same benefits by filing its own Exchange Act registration statement, such benefits can be achieved at a potentially faster rate with limited regulatory review through the completion of a business combination with a public reporting company. A potentially available business combination may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The time required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have gone public in the United States that have significant financial resources, that are seeking to carry out a business plan similar to our business plan. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors also possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

Liquidity and Capital Resources

Net cash used in operating activities was $1,250 and $31,351 in the fiscal years ended December 31, 2015 and 2016, respectively. The increase/decrease was due to increased legal and filing fees during the year ended December 31, 2016.

We suffered recurring losses from operations and have an accumulated deficit of $37,412 as of December 31, 2016,. Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company. In the event we use all of our cash resources, the shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated. Even though this is the shareholders current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event the shareholders do not fund us, we will not have the funds necessary to operate and will have to dissolve.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

[Table of Contents]

Item 8.	Financial Statements and Supplementary Data.

Danyang Special Cable Factory Inc.

FINANCIAL INDEX

[Table of Contents]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Danyang Special Cable Factory

We have audited the accompanying balance sheet of Danyang Special Cable Factory as of December 31, 2016, and the related statements of income, stockholder's equity, and cash flows for the year ended December 31, 2016. Danyang Special Cable Factory's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Danyang Special Cable Factory as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

Fruci & Associates II, PLLC
Spokane, WA
March 31, 2017

[Financial Index]

Danyang Special Cable Factory Inc.
Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	3,811	1,626
Total Current Liabilities	3,811	1,626

TOTAL LIABILITIES	3,811	1,626

Commitments and Contingencies	$ -	$ -

Shareholders' Deficit:
Preferred stock, ($0.001 par value, 5,000,000 shares authorized;	-	-
none issued and outstanding.)
Common stock ($0.001 par value, 300,000,000 shares authorized;	2,000	1,000
20,000,000 and 10,000,000 shares issued and outstanding, respectively)
Additional paid-in capital	31,601	1,250
Accumulated deficit	(37,412)	(3,876)
Total Stockholders’ Deficit	(3,811)	(1,626)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

[Financial Index]

Danyang Special Cable Factory Inc.
Statements of Operations

	Year ended
	December 31,
	2016	2015

Revenue	$ -	$ -

Operating Expenses:

General and administrative expenses	33,536	3,876

Total operating expenses	33,536	3,876

Net loss from operations	(33,536)	(3,876)
Loss before income taxes	(33,536)	(3,876)
Provision for income taxes	-	-
Net Loss	$ (33,536)	$ (3,876)

Basic loss per share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	12,540,984	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

[Financial Index]

Danyang Special Cable Factory Inc.
Statement of Stockholders Equity
From July 2015 (inception) through December 31, 2016

	Common Stock .001 Par
Description	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals

Shares issued For Services - Related Party	10,000,000	1,000			1,000
Contributed capital - Related Party			1,250		1,250
Net Profit (loss)				(3,876)	(3,876)
12/31/2015	10,000,000	$ 1,000	$ 1,250	$ (3,876)	$ (1,626)

Shares Retired	(10,000,000)	(1,000)			(1,000)
Shares issued	20,000,000	2,000			2,000
Contributed capital - Related Party			30,351		30,351
Net Loss				(33,536)	(33,536)
12/31/2016	20,000,000	2,000	31,601	(37,412)	(3,811)

The accompanying notes are an integral part of these unaudited condensed financial statements

[Financial Index]

Danyang Special Cable Factory Inc.
Statement of Cash Flows

	Year ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (33,536)	$ (3,876)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation - related party	-	1,000
Changes in operating assets and liabilities:
Accounts payable	2,185	1,626
Net cash used in operating activities	(31,351)	(1,250)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Contributions from related party	31,351	1,250
Net cash provided by financing activities	31,351	1,250

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$ -	$ -

NONCASH INVESTING AND FINANCING ACTIVITY
Common stock issued to founder for services rendered	$ -	$ 1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

[Financial Index]

DANYANG SPECIAL CABLE FACTORY INC.

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Danyang Special Cable Factory Inc. ("Company" or the "Registrant") was incorporated under the laws of the State of Delaware on July 27, 2015 and has been inactive since inception. We changed our name to Danyang Special Cable Factory Inc. on November 9, 2016. Our principal executive offices are located at Room 01, 25/F, Kerry Center, No. 2008 Renmin South Road, Luohu District, Shenzhen City, Guangdong, People’s Republic of China. Our phone number is +86-755-2218-4466.

Our business model is to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. The Company has been in the developmental stage since inception and its operations to date have been limited to the purchase of shares of its original shareholders. We have not yet initiated any business development efforts nor generated any revenue to date.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to U.S. GAAP and have been consistently applied in the presentation of financial statements. The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

(b)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December 31, 2016 and 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

(c)	Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(d)	Recently issued or adopted standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

3.	ACCRUED LIABILITIES.

As of December 31, 2016, and 2015, the Company had $3,811 and $1,626 in accrued liabilities, respectively. The accrued liabilities mainly consist of professional fees.

[Financial Index]

4.	INCOME TAXES

The Company complies with the accounting and reporting requirements of FASB ASC, 740, "Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of December 31, 2016. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740 did not have a material impact on the Company's financial position and results of operation and cash flows as of and for the period ended December 31, 2016.

As of December 31, 2016, we had a net operating loss carry-forward of approximately $(37,412) and a deferred tax asset of approximately $12,720 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(12,720). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2016 the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	December 31, 2016	December 31, 2015
Deferred Tax Asset	$ 12,720	$ 1,318
Valuation Allowance	(12,720)	(1,318)
Deferred Tax Asset (Net)	$ -	$ -

The Company files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Company is subject to income tax examinations by major taxing authorities during the three year period prior to the period covered by these financial statements.

5.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●

investigating, analyzing and consummating an acquisition.

Mr. Zhang is paying the Company’s expenses and it is recorded as contributed capital. For the years ended December 31, 2016 and 2015, Mr. Zhang contributed $30,351 and $1,250 respectively.

[Financial Index]

As of December 31, 2016, the Company had an accumulated deficit of $37,412. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent upon our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances. However, there is no assurance of additional funding being available.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Our potential merger targets are firms seeking either the benefits of a business combination with an SEC reporting company and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. While a private operating company may achieve the same benefits by filing its own Exchange Act registration statement, such benefits can be achieved at a potentially faster rate with limited regulatory review through the completion of a business combination with a public reporting company. A potentially available business combination may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The time required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.

[Financial Index]

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have gone public in the United States that have significant financial resources, that are seeking to carry out a business plan similar to our business plan. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

6.	Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2016, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. As of December 31, 2016, 20,000,000 shares were issued and outstanding.

Upon formation of the Company on July 27, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $1,000 to the Company for the period ended June 30, 2016, which is recorded as additional paid-in capital.

On September 12, 2016, the Company entered into a Subscription Agreement with Dongzhi Zhang for the purchase of 20 million shares of its restricted common stock at a price of $0.0001 per share. The salewas the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. Richard Chiang, our then sole shareholder, officer and director, and the Company agreed to the redemption of 10,000,000 shares of the Company’s common stock at par value, i.e. $1,000, which had previously been issued to Mr. Chiang.

Mr. Zhang is paying the Company’s expenses and it is recorded as contributed capital. For the years ended December 31, 2016 and 2015, Mr. Zhang contributed $30,351 and $1,250 respectively.

7.	Commitments and Contingencies

There is no commitment or contingency to disclose during the period ended December 31, 2016.

8.	Subsequent Events

Management has evaluated subsequent events up to and including March 22, 2017, which is the date the statements were made available for issuance and determined there are no reportable subsequent events.

[Financial Index]

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of December 31, 2016, the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level.

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

[Table of Contents]

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedure that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP; that our receipts and expenditures are being made only in accordance with the authorization of the Company's board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective based on those criteria.

Material weakness

Management identified two material weaknesses in the design and operation of its internal controls: (i) the failure to retain sufficient qualified accounting personnel to prepare financial statements in accordance with accounting principles generally accepted in the United States (including a qualified Chief Financial Officer); and (ii) the Company’s accounting department personnel has limited knowledge and experience in U.S. GAAP.

To remediate the material weaknesses identified in internal control over financial reporting, the Company intends to: (i) hire additional personnel with sufficient knowledge and experience in U.S. GAAP; and (ii) provide ongoing training courses in U.S. GAAP to existing personnel. The Company will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

[Table of Contents]

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of December 31, 2016 were as follows:

Name	Age	Position
Donghi Zhang	55	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2016, our executive officers, directors and greater-than-ten percent stockholders have not complied with Section 16(a) filing requirements.

Item 11.	Executive Compensation.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company's named executive officers. The Company's officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs before a suitable target company is identified.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. However, the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership based on 20,000,000 shares of our Common Stock outstanding as of December 31, 2016, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Common Stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

[Table of Contents]

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class (1)
Dongzhi Zhang	20,000,000	100%
		0%
Officers and directors as a group (1 person)	20,000,000	100%

 (1) Applicable percentages are based on -20,000,000 shares outstanding as of the date hereof. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We will reimburse our officers and directors, subject to approval of the Board of Directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our Board of Directors or a court of competent jurisdiction if such reimbursement is challenged. Other than the reimbursable out-of pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders, consulting fees or other similar compensation, including the issuance of any securities of the Company, will be paid to our existing stockholders, officers or directors who owned our Common Stock prior to this offering, or to any of their respective affiliates prior to or with respect to an acquisition. For the year ended December 31, 2016, shareholders contributed $31,351 to pay the Company’s operating expenses.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board of Directors be independent and, therefore, the Company is not subject to any director independence requirements. Under Nasdaq Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors would not be considered independent directors.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid for services rendered during the fiscal year ended December 31, 2016.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services provided by our auditors in connection with regulatory filings. We paid -Anton & Chia, LLC (“A & C”) $1,250 and Fruci & Associates II, PLLC (Fruci) $5,000 in connection with our audited financials for the fiscal years ended December 31, 2016 and 2015, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by either A & C or Fruci during the last two fiscal years.

Tax Fees. None

All Other Fees. None

[Table of Contents]

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Number	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on August 7, 2015).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on August 7, 2015).
3.3*	Amended and Restated Articles of dated November 9, 2016
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Danyang Special Cable Factory Inc.

By:	/s/ Dongzhi Zhang
Name:	Dongzhi Zhang
Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

By:	/s/ Dongzhi Zhang
Name:	Dongzhi Zhang
Title:	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

Dated: March 31, 2017

[Table of Contents]

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Dongzhi Zhang to be his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or their substitutes, each acting along, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dongzhi Zhang	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	March 31, 2017
Dongzhi Zhang	(principal executive and accounting officer)

/s/

/s/	Director

[Table of Contents]