Form 10-Q
period 2017-03-31
Danyang Special Cable Factory Inc.
filed 2017-05-22
CIK 1650203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number: 000-55492

Danyang Special Cable Factory Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4694442
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

Room 01 25/F Kerry Center No. 2008 Renmin South Rd Luohu District Shenzhen City Guangdong China	N/A
(Address of Principal Executive Offices)	(Zip Code)

+ 86-755-2188-4466

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of May 17, 2017, there were 20,000,000 shares of the company’s common stock, par value $0.0001 per share, outstanding.

PART I

Item 1.	Financial Statements

Danyang Special Cable Factory Inc.
Condensed Balance Sheets

	(un-audited)	(audited)
	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$ 9,380	$ 3,811
Total Current Liabilities	9,380	3,811
TOTAL LIABILITIES	9,380	3,811

Commitments and contingencies	$ -	$ -

Shareholders' Deficit:
Preferred stock, ($0.0001 par value, 5,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016)	-	-
Common stock ($0.0001 par value, 300,000,000 shares authorized; 20,000,000 and 20,000,000 shares issued and outstanding, respectively) issued and outstanding as of March 31, 2017 and December 31, 2016	2,000	2,000
Additional paid-in capital	32,451	31,601
Accumulated deficit	(43,831)	(37,412)
Total Stockholders’ Deficit	(9,380)	(3,811)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

Danyang Special Cable Factory Inc.
Condensed Statements of Operations
(un-audited)

	three months ended
	March 31,
	2017	2016

Revenue	$ -	$ -

Operating Expenses:

General and administrative expenses	6,419	1,674

Total operating expenses	6,419	1,674

Net loss from operations	(6,419)	(1,674)
Loss before income taxes	(6,419)	(1,674)
Provision for income taxes	-	-
Net Loss	$ (6,419)	$ (1,674)

Basic & diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding basic and diluted	20,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

Danyang Special Cable Factory Inc.
Condensed Statement of Cash Flows
(un-audited)

	three months ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (6,419)	$ (1,674)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation - related party	-	-
Changes in operating assets and liabilities:
Accounts payable	5,569	624

Net cash used in operating activities	(850)	(1,050)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Contributions from related party	850	1,050
Net cash provided by financing activities	850	1,050

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$ -	$ -

NONCASH INVESTING AND FINANCING ACTIVITY
Common stock issued to founder for services rendered	$ -	$ 1,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

DANYANG SPECIAL CABLE FACTORY INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

 Our business model is to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. The Company has been in the developmental stage since inception and its operations to date have been limited to the purchase of shares of its original shareholders. We have not yet initiated any business development efforts nor generated any revenue to date.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements in our Form 10-K filed on March 31, 2017.

The interim financial statements present the balance sheet, statements of operations and cash flows for the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

3.	ACCRUED LIABILITIES.

As of March 31, 2017, and December 31, 2016, the Company had $9,380 and $3,811 in accrued liabilities, respectively. The accrued liabilities mainly consist of professional fees.

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

As of March 31, 2017, we had a net operating loss carry-forward of approximately $(43,831) and a deferred tax asset of approximately $14,903 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(14,903). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2017, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	March 31, 2017	December 31, 2016
Deferred Tax Asset	$ 14,903	$ 12,720
Valuation Allowance	(14,903)	(12,720)
Deferred Tax Asset (Net)	$ -	$ -

The Company files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Company is subject to income tax examinations by major taxing authorities during the three year period prior to the period covered by these financial statements.

5.	GOING CONCERN AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated deficit of $43,831 as of March 31, 2017. The Company requires capital for its contemplated operational activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

6.	Stockholders’ Equity

Preferred Stock. The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2017, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of March 31, 2017 20,000,000 shares were issued and outstanding.

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

Mr. Zhang is paying the Company’s expenses and it is recorded as contributed capital. For the three months March 31, 2017 and the year ended December 31, 2016, Mr. Zhang contributed $850 and $31,351 respectively.

7.	Commitments and Contingencies

There is no commitment or contingency to disclose during the period ended March 31, 2017.

8.	SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including May 22, 2017, which is the date the statements were made available for issuance and determined there are no reportable subsequent events.

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

Results of Operations

Three Months Ended March 31, 2017

Revenues

For the inception through March 31, 2017, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans or capital contributions from our existing sole shareholder.

Operating Expenses

General and administrative expenses were $6,419 and $1,674 for the three months ended period ended March 31, 2017 and 2016 respectively.

Net Loss

Our net losses were $6,419 and $1,674 for the three months ended period ended March 31, 2017 and 2016 respectively.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2017 and December 31, 2016, we had cash of $0 and total liabilities of $9,380 and $3,811 respectively. Our cash flows from operating activities for the three months ended March 31, 2017 and 2016 resulted in cash used of $850 and $1,050 respectively. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the three months ended March 31, 2017 and 2016 was $850 and $1,050 respectively. The Company has a working capital deficiency of $9,380 and a shareholders’ deficit of $9,380 at March 31, 2017.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of March 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2*	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANYANG SPECIAL CABLE FACTORY INC.

Dated: May 22, 2017	By:	/s/ Dongzhi Zhang
	Name:	Dongzhi Zhang
	Title:	Chief Executive Officer