Form 10-Q
period 2017-06-30
Danyang Special Cable Factory Inc.
filed 2017-08-10
CIK 1650203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

As of August 9, 2017, there were 20,000,000 shares of the company’s common stock, par value $0.0001 per share, outstanding.

PART I

Danyang Special Cable Factory Inc.
Condensed Balance Sheets

	(un-audited)	(audited)
	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash	$ -	$ -
Total Current Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities

Accounts payable	$ 13,424	$ 3,811
Total Current Liabilities	13,424	3,811
TOTAL LIABILITIES	13,424	3,811

Commitments and Contingencies	$ -	$ -
Shareholders' Deficit:
Preferred stock, ($0.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($0.0001 par value, 300,000,000 shares authorized; 20,000,000 and 20,000,000 shares issued and outstanding, respectively)	2,000	2,000
Additional paid-in capital	34,402	31,601
Accumulated deficit	(49,826)	(37,412)
Total Stockholders’ Deficit	(13,424)	(3,811)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

Danyang Special Cable Factory Inc.
Condensed Statements of Operations
(un-audited)

	three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$ -	$ -	$ -	$ -

Operating Expenses:

General and administrative expenses	5,995	865	12,414	2,539

Total operating expenses	5,995	865	12,414	2,539

Net loss from operations	(5,995)	(865)	(12,414)	(2,539)
Loss before income taxes	(5,995)	(865)	(12,414)	(2,539)
Provision for income taxes	-	-	-	-
Net Loss	$ (5,995)	$ (865)	$ (12,414)	$ (2,539)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	(0)	(0)

Weighted average number of common shares outstanding, basic and diluted	20,000,000	10,000,000	20,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

Danyang Special Cable Factory Inc.
Condensed Statement of Cash Flows
(un-audited)

	Six months ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (12,414)	$ (2,539)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	9,613	1,239
Net cash used in operating activities	(2,801)	(1,300)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from related party	2,801	1,300
Net cash provided by financing activities	2,801	1,300

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

DANYANG SPECIAL CABLE FACTORY INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2017 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

As of June 30, 2017, and December 31, 2016, the Company had $13,424 and $3,811 in accrued liabilities, respectively. The accrued liabilities mainly consist of professional fees.

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

As of June 30, 2017, we had a net operating loss carry-forward of approximately $(49,826) and a deferred tax asset of approximately $16,941 using the statutory rate of 34%. The deferred tax asset may be recognized in future periods, not to exceed 20 years.  However, due to the uncertainty of future events we have booked valuation allowance of $(16,941). FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2017, the Company had not taken any tax positions that would require disclosure under FASB ASC 740.

	June 30, 2017	December 31, 2016
Deferred Tax Asset	$ 16,941	$ 12,720
Valuation Allowance	(16,941)	(12,720)
Deferred Tax Asset (Net)	$ -	$ -

The Company files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Company is subject to income tax examinations by major taxing authorities during the three year period prior to the period covered by these financial statements.

5.	GOING CONCERN AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated deficit of $49,826 as of June 30, 2017. The Company requires capital for its contemplated operational activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

6.	Stockholders’ Equity

Preferred Stock. The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2017, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 300,000,000 shares of $0.0001 par value common stock. As of June 30, 2017, 20,000,000 shares were issued and outstanding.

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

Mr. Zhang is paying the Company’s expenses and it is recorded as contributed capital. For the six months June 30, 2017 and the year ended December 31, 2016, Mr. Zhang contributed $2,801 and $30,351 respectively.

7.	Commitments and Contingencies

There is no commitment or contingency to disclose during the period ended June 30, 2017.

8.	SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including August 9, 2017, which is the date the statements were made available for issuance and determined there are no reportable subsequent events.

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

Results of Operations

Three and Six Months Ended June 30, 2017 and 2016

Revenues

For the inception through June 30, 2017, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans or capital contributions from our existing sole shareholder.

Operating Expenses

General and administrative expenses were $5,995 and $865 for the three months ended period ended June 30, 2017 and 2016 respectively.

General and administrative expenses were $12,414 and $2,539 for the six months ended period ended June 30, 2017 and 2016 respectively.

Net Loss

Our net losses were $5,995 and $865 for the three months ended period ended June 30, 2017 and 2016 respectively.

Our net losses were $12,414 and $2,539 for the six months ended period ended June 30, 2017 and 2016 respectively.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2017 and December 31, 2016, we had cash of $0 and total liabilities of $13,424 and $3,811 respectively. Our cash flows from operating activities for the six months ended June 30, 2017 and 2016 resulted in cash used of $2,801 and $1,300 respectively. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the six months ended June 30, 2017 and 2016 was $2,801 and $1,300 respectively. The Company has a working capital deficiency of $13,424 and a shareholders’ deficit of $13,424 at June 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of June 30, 2017, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

DANYANG SPECIAL CABLE FACTORY INC.

Dated: August 9, 2017	By:	/s/ Dongzhi Zhang
	Name:	Dongzhi Zhang
	Title:	Chief Executive Officer

Exhibit 31.1

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dongzhi Zhang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Danyang Special Cable Factory Inc. (the “registrant”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 9, 2017	Signature:	/s/ Dongzhi Zhang
Dongzhi Zhang, Chief Executive Officer and Chairman of the Board
(principal executive officer)

Exhibit 31.2

CERTIFICATION

Pursuant to 18 U.S.C. Section 1350,

 As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lijuan Zhang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Danyang Special Cable Factory Inc. (the “registrant”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: August 9, 2017	Signature:	/s/ Lijuan Zhang
Lijuan Zhang, Chief Financial Officer
(principal financial and accounting officer)

Exhibit 32.1

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Danyang Special Cable Factory Inc., a Delaware corporation (the “Company”), does hereby certify, to such officer’s knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 9, 2017	By:	/s/ Dongzhi Zhang
Dongzhi Zhang, Chief Executive Officer
	By:	/s/ Lijuan Zhang Lijuan Zhang, Chief Financial Officer

The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of Form 10-Q or as a separate disclosure document.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

-18-